Form 10KSB
period 1999-12-31
TRANSWAVE CORP
filed 2000-04-25
CIK 1103108

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.


                        Commission File Number 000-28875


                              TRANSWAVE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      95-4719023
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

         22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU, CALIFORNIA  90265
         ---------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (310) 317-6939



       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 1,018,400.

                   Documents incorporated by reference:   None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  5

Item   3.      Legal Proceedings                                           5

Item   4.      Submission of Matters to a Vote of Security Holders         5

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         5

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         6

Item   7.      Financial Statements                                        7

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         7

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         7

Item  10.      Executive Compensation                                      9

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              9

Item  12.      Certain Relationships and Related Transactions             10

Item  13.      Exhibits and Reports on Form 8-K                           11

Signatures                                                                12

                                     PART I


Item   1.      Business

TransWave Corporation ("TransWave" or the "Company") was incorporated in Delaware October 27, 1998. Its goal is to become one of the leading Internet Service Providers in the US and will be primarily focused on high-bandwidth commercial Internet users, complex multi-site WAN servicing, and dialup Internet access. Specializing in reliable high-speed direct connections, TransWave will seek to provide the best possible Internet solutions, service and support.

         TransWave intends to form a strategic alliance with an as of yet unknown company that will provide seminars and intensive training courses on the Internet, including WWW design. It will also specialize in computer integration, network administration, graphic art and web site design.

         With TransWave's solid base of technical experience, practical business sense, and personal integrity, TransWave will provide the highest quality access Internet in the US. As a full service Provider, its customers will connect via dial-up analog lines, ISDN service, and leased-lines. It will also offer business to business connections.

         TransWave  will  differ  from  other  providers  in a  number  of ways, including:  TransWave  will  guarantee  no more  than 10  users  per  modem - to eliminate busy signals TransWave will not "share" or over-sell its infrastructure as do some providers. TransWave intends to own and manage all its own equipment - the customer will never be caught in a circus of the ISP blaming an outsourcing agency for any connection difficulties the customer may have.

         TransWave will not deliver degraded performance to its customers as a solution to insufficient capital investment. It intends to connect directly at multi-megabit speeds to the Cable & Wireless and GTE/UUnet Internet Backbones. TransWave will provide professional business communications. It will operate its equipment and network 24 hours a day, 7 days a week, 365 days a year. It will continuously monitor its equipment and communication lines to detect any faults.

         TransWave   will  be   committed   to  bringing  the  best  and  latest
technologies to the market at the earliest possible time. And lastly, it will never take long to get a real human being on the phone for help!

Item   2.      Properties

     The Company's executive and administrative offices are located at 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

     Transwave Corporation is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.



                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

     The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on March 12, 2000. There is currently no market for TransWave's securities. TransWave has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of TransWave's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of TransWave.

RECENT SALES OF UNREGISTERED SECURITIES

In October 1998, TransWave issued to each of PageOne and Appletree 9,200 shares of common stock in consideration of services rendered to TransWAve valued at $18.00 in the aggregate. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by TransWave in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration  under of the  Securities  Act of 1933,  as  amended,  pursuant  to
Section 4(2) thereof.

         In March 1999, TransWave issued 900,000 shares of common stock to Appletree and 100,000 shares of common stock to Page One. The purchase price for these shares was $0.001 per share. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by TransWave in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.



Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following   discussion  and  analysis  below  should  be  read  in
conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report. For the period since inception (October 27, 1998) through December 31, 1999, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($1,113).

FINANCIAL CONDITION AND LIQUIDITY

         The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 1,018,400 shares of Common Stock for net proceeds of $1,018.00.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited fiancing that it has arranged.

Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.



                                    PART III


Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of TransWave .

Name                                   Age(1)       Position
----                                   ---          --------
George Todt                            46           Director and Vice President
Betsy Rowbottom                        28           President and Secretary
James Walters                          47           Treasurer


(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.

         Our director and executive officers devote such time and attention to the affairs of TransWave as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

         George A. Todt has been the sole director and Vice President since the inception of TransWave and was President until December 1999. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

         Besty Rowbottom has been President of TransWave Since inception and Secretary since June 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

         James Walters has been the Treasurer of TransWave since its inception. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

         The board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.



               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.

Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of TransWave receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.



Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,018,400(3)               100.0%

PageOne Business Productions, LLC            109,200                   10.7%

George Todt                                  109,200(4)                10.7%

Besty Rowbottom                              109,200(4)                10.7%

James Walters                                109,200(4)                10.7%

All officers and directors as a group        109,200(4)                10.7%
(3 persons)


------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of TransWave Corporation, 22147 Pacific Coast Highway, Suite 4, Malibu, California 90265.

(2) Unless otherwise indicated, TransWave believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 1,018,400 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 909,200 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,200 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 109,200 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt, Mr. Walters and Appletree are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

In March 1999, TransWave issued 100,000 shares of common stock to Page One Business Productions, LLC, of which George Todt and James Walters are managing member and Ms. Rowbottom is Vice President. The purchase price for these shares was $0.001 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

          REPORT OF INDEPENDENT AUDITORS, WEINBERG & COMPANY, P.A., ACCOUNTANTS DATED APRIL 11, 2000.

          BALANCE SHEET AS OF DECEMBER 31, 1999

          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 1999

          NOTES TO FINANCIAL STATEMENTS

(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28875)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28875)

27.1      Financial Data Schedule

                            WEINBERG & COMPANY, P.A.
                          6100 Glades Road, Suite 314
                              Boca Raton, FL 33434
                                 (561) 487-5765


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
 Transwave Corporation

We have audited the accompanying balance sheet of Transwave Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from October 27, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Transwave Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from October 27, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated operating losses of $1,369 since inception and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11, 2000

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS



TOTAL ASSETS                                                       $       -
------------
                                                                     ==========




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES
   Loan payable to principal stockholder                           $       95
                                                                   ------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000 shares
    authorized, none issued and  outstanding                             -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 1,018,400   issued and outstanding                      1,018
   Accumulated deficit during development stage                        (1,113)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                            (95)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $        -
----------------------------------------------                     ============











                 See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                  October 27,
                                              Year Ended             1998
                                                December        (Inception) To
                                                31, 1999       December 31, 1999
                                             -------------     -----------------

REVENUES                                     $         -       $           -
                                             -------------     -----------------

EXPENSES

   Accounting fees                                   500                 500
   Bank charges                                       95                  95
   Consulting fees                                    -                   18
   Legal fees                                        500                 500
                                             -------------     -----------------

NET LOSS                                     $    (1,095)      $      (1,113)
--------                                     =============     =================

   Net loss per share - basic and diluted    $    (.0015)      $      (.0017)
                                             =============     ================

   Weighted average number of shares
    outstanding during  the  period -
    basic and diluted                            752,647             640,210
                                             =============     =================












                 See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                         Accumulated
                                                                           Deficit
                                                    Common Stock           During
                                                ---------------------    Development
                                                 Shares      Amount         Stage         Total
                                                ---------   ---------     ---------     ---------

Common stock issued for services                   18,400   $      18   $      -        $      18

Net loss for the year ended December 31, 1998         -           -           (18)            (18)
                                                ---------   ---------   ---------       ---------

Balance, December 31, 1998                         18,400          18         (18)             -

Common stock issued for cash                    1,000,000       1,000          -            1,000

Net loss for the year ended December 31, 1999         -           -        (1,095)         (1,095)
                                                ---------   ---------   ---------       ---------

Balance, December 31, 1999                      1,018,400   $   1,018   $  (1,113)      $     (95)
                                                =========   =========   =========       =========







                 See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                     October 27,
                                                       Year             1998
                                                       Ended         (Inception)
                                                      December       to December
                                                      31, 1999          31, 1999
                                                      --------      ------------
Cash flows from operating activities
   Net loss                                            $(1,095)     $   (1,113)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
  Stock issued for services                                -                18
                                                      --------      ------------
Net cash used in operating activities                   (1,095)         (1,095)
                                                      --------      ------------

Cash flows from financing activities
   Proceeds from issuance of common stock                1,000           1,000
   Loan proceeds from principal stockholder                 95              95
                                                      --------      ------------

   Net cash provided by financing activities             1,095           1,095
                                                      --------      ------------

Net increase in cash                                       -               -

Cash and cash equivalents - Beginning                      -               -
                                                      --------      ------------

Cash and cash equivalents - ending                    $    -        $      -
                                                      --------      ------------











                 See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    ------------------------------------------

          (A)  Organization and Description of Business
          ---------------------------------------------
          Transwave Corporation (a development stage company) (the "Company") was incorporated in the State of Delaware on October 27, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B)  Use of Estimates
          ---------------------
          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (C)  Cash and Cash Equivalents
          ------------------------------
          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (D)  Income Taxes
          -----------------
          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    ------------------------------------------

          (E)  Loss Per Share
          -------------------
          Net loss per common share for the year ended December 31, 1999 and for the period from October 27, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE  2   LOAN PAYABLE TO PRINCIPAL STOCKHOLDER
-------   -------------------------------------
          The loan payable to principal stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

NOTE  3   STOCKHOLDERS' DEFICIENCY
-------   ------------------------
          The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 909,200 and 109,200 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares were issued as of December 31, 1999.

          Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

          The financial statements at December 31, 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  4   GOING CONCERN
-------   -------------
          As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,113 since inception, a working capital deficiency of $95 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRANSWAVE CORPORATION


                                /s/ Mary Elizabeth Rowbottom
                           By: ----------------------------
                                Mary Elizabeth Rowbottom
                                President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt           Director             April 24, 2000

/s/ Mary Elizabeth Rowbottom  President            April 24, 2000

/s/ James Walters             Treasurer            April 24, 2000