Form 10QSB
period 2000-09-30
TRANSWAVE CORP
filed 2001-02-22
CIK 1103108

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

              29160 HEATHERCLIFF ROAD, SUITE 102, MALIBU, CA 90265
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 457-8167
                                 ----------------
                           (ISSUER'S TELEPHONE NUMBER)

             860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
                 (Former Address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of November 15, 2000, there were 1,018,400 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                              TRANSWAVE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND
            DECEMBER 31, 1999                                           2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
            1999 AND FROM OCTOBER 27, 1998 (INCEPTION) TO
            SEPTEMBER 30, 2000 (UNAUDITED)                              3

            STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR
            THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO
            SEPTEMBER 30, 2000 (UNAUDITED)                              4

            NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
            (UNAUDITED)                                                 5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K               8

  Signatures                                                            9

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements


                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                                   ASSETS
                                                September 30,
                                                   2000        December 31,
                                                (unaudited)        1999
                                               --------------  --------------

TOTAL ASSETS                                   $       -       $       -
------------                                   ==============  ==============



                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                  $     22,795    $         95
                                               --------------  --------------

  TOTAL LIABILITIES                                  22,795              95
                                               --------------  --------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                              -               -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   1,018,400 issued and outstanding                   1,018           1,018
  Accumulated deficit during
  development stage                                 (23,813)         (1,113)
                                               --------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                      (22,795)            (95)
                                               --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                   $       -       $       -
  ----------                                   ==============  ==============



                       See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                       For the
                                                                                                     period from
                                             For the        For the       For the       For the      October 27,
                                              three          three         nine          nine           1998
                                           months ended   months ended  months ended  months ended   (Inception)
                                            September      September     September     September     to September
                                            30,  2000      30, 1999       30, 2000     30, 1999       30, 2000
                                           ----------     ----------    ----------    -----------    -----------
REVENUES                                   $   -          $    -        $    -        $     -        $     -
                                           ----------     ----------    ----------    -----------    -----------

EXPENSES
  Accounting fees                             1,400           -            5,400            500          5,900
  Bank charges                                 -              -             -                30             95
  Consulting fees                              -              -             -                18             18
  Legal fees                                  2,300           -            8,300            500          8,800
  Office & postage expense                      700           -            2,200           -             2,200
  Rent                                        2,000           -            6,800           -             6,800
                                           ----------     ----------    ----------    -----------    -----------

NET LOSS                                   $ (6,400)      $   -         $(22,700)     $  (1,048)     $ (23,813)
--------                                   ==========     ==========    ==========    ===========    ===========


Net loss per share - basic and
diluted                                    $(0.0063)      $   -         $(0.0223)     $ (0.0016)     $ (0.0303)
                                           ==========     ==========    ==========    ===========    ===========

Weighted average number of shares
  outstanding during the period -
  basic and diluted                        1,018,400      1,018,400     1,018,400       663,089        787,199
                                           ==========     ==========    ==========    ===========    ===========



                       See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the         For the
                                                     nine            nine           October
                                                    months          months         27, 1998
                                                    ended           ended        (inception)
                                                  September      September      to September
                                                   30, 2000       30, 1999        30, 2000
                                                  -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                        $ (22,700)     $  (1,048)     $ (23,813)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Common stock issued for services                     -                18             18
  Increase in accrued expenses                         -               500           -
                                                  -----------    -----------    -----------
    Net cash used in operating activities           (22,700)          (530)       (23,795)
                                                  -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of common stock               -             1,000          1,000
  Loan proceeds from stockholder                     22,700            270         22,795
                                                  -----------    -----------    -----------
    Net cash provided by financing
    activities                                       22,700          1,270         23,795
                                                  -----------    -----------    -----------

Net increase in cash                                   -               740           -

Cash and cash equivalents - Beginning                  -              -              -
                                                  -----------    -----------    -----------

Cash and cash equivalents - ending                $    -         $     740      $    -
                                                  ===========    ===========    ===========





                       See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  Organization and Business Operations

          Transwave Corporation (a development stage company) ("the Company") was incorporated in Delaware on October 27, 1998 to engage in an internet-based business. At September 30, 2000, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B)  Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulation of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (D)  Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          (E)  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine months ended September 30, 2000.

          (F)  Loss Per Share

          Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2000.

NOTE 2    LOAN PAYABLE TO STOCKHOLDER

          The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

NOTE 3    STOCKHOLDERS' DEFICIENCY

          The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 909,200 and 109,200 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares were issued as of September 30, 2000.

          Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

          The financial statements at September 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4    GOING CONCERN

          As reflected in the accompanying financial statements, the Company has accumulated losses of $23,813 since inception, a working capital deficiency of $22,795, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (October 27, 1998) through September 30, 2000, during the Company's development stage, the Company has a zero cash balance and has accumulated losses of ($23,813).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $22,795 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a stockholder, and has issued 1,000,000 shares of Common Stock for net proceeds of $1,000.00. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.


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

                                        TRANSWAVE CORPORATION
                                        ---------------------
                                        Registrant


 February 21,2001                 By:      /s/ James P. Walters
 -----------------                        --------------------------------
                                           James P. Walters
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule