Form 10KSB
period 2000-12-31
TRANSWAVE CORP
filed 2002-01-30
CIK 1103108

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the year ended December 31,2000

                         Commission File Number 0-28875


                              TRANSWAVE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        95-4719023
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

          14724 Ventura Boulevard, Second Floor, Sherman Oaks, CA 91403
       -------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (818) 971-5100



           Securities registered pursuant to Section 12(b) of the Act,
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on September 30, 2001, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at September 30, 2001, was 1,018,400.

                     Documents incorporated by reference:     None

                              TRANSWAVE CORPORATION
                   TABLE OF CONTENTS - 2000 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  4

Item   3.      Legal Proceedings                                           4

Item   4.      Submission of Matters to a Vote of Security Holders         4

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         5

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         5

Item   7.      Financial Statements                                        6

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         6

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         6

Item  10.      Executive Compensation                                      7

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              8

Item  12.      Certain Relationships and Related Transactions              9

Item  13.      Exhibits and Reports on Form 8-K                            9

Signatures                                                                10

                                     PART I


Item   1.      Business

THE COMPANY
-----------

     TransWave Corporation ("TransWave" or the "Company") was incorporated in Delaware October 27, 1998. Its goal has been to become an Internet Service Provider primarily focused on high-bandwidth commercial Internet users.

         TransWave intends to form a strategic alliance with an as yet unknown company that will provide seminars and intensive training courses on the Internet, including WWW design. It will also specialize in computer integration, network administration, graphic art and web site design.

         TransWave's goal will be to provide the highest quality access Internet in the US. As a full service Provider, its customers will connect via dial-up analog lines, ISDN service, and leased-lines. It will also offer business to business connections.

         TransWave   will  be   committed   to  bringing  the  best  and  latest
technologies to the market.


Item   2.      Properties

     The  Company's  executive and  administrative  offices are located at 14724
Ventura Boulevard, Sherman Oaks, California 91403. The Company shares office facilities with a stockholder and incurred rent expense of approximately $8,800 for use of the office facilities in fiscal 2000. The Company does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.


Item   3.      Legal Proceedings

     Transwave Corporation is not currently a party to any pending legal proceedings.


Item   4.      Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of the security holders by the Company during the fourth quarter ended December 31, 2000.

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

         None


Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following   discussion  and  analysis  below  should  be  read  in
conjunction  with  the  financial  statements,   including  the  notes  thereto,
appearing elsewhere in this Annual Report.

As of December 31, 2000 the Company has not yet commenced any revenue-generating operations and activity to date relates to the Company's formation, proposed fund raising and business plan development and activities related to its status as a reporting company. For the period since inception (October 27, 1998) through December 31, 2000, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of $30,213.

FINANCIAL CONDITION AND LIQUIDITY

         The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,000,000 shares of Common Stock for net proceeds of $1,000.00 and the contribution to additional paid-in capital of a loan payable of $29,195 from a stockholder. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the year ended December 31, 2000 were funded by the stockholder loan referred to above.

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
               Accounting and Financial Disclosure

     Not applicable.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The following table sets forth certain information with respect to the directors and executive officers of TransWave .

Name                                   Age(1)       Position
----                                   ---          --------
George Todt                            47           President, Secretary
                                                     and Director
James Walters                          48           Treasurer


(1) The ages of Messrs. Todt and Walters are listed as of December 31, 2000.

         Our director and executive officers devote such time and attention to the affairs of Sutra Management as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

         George A. Todt has been the sole director since the inception of TransWave and has been President and Secretary since May 2000. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

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

The following were delinquent in filings of required reports in 2000:
Appletree Investment Company, Ltd, PageOne Business Productions, LLC, George Todt and James Walters.


Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of Transwave Corporation receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 30, 2001 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,018,400(3)               100.0%

PageOne Business Productions, LLC            109,200                   10.7%

George Todt                                  109,200(4)                10.7%

James Walters                                109,200(4)                10.7%

All officers and directors as a group        109,200(4)                10.7%
(2 persons)


------------------------
(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Sutra Management Corporation, 29160 Heathercliff Road, Suite 300, Malibu, California 90265.

(2) Unless otherwise indicated, TransWave believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this annual report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this annual report have been exercised or converted. Percent of Class (third column above) assumes a base of 1,018,400 shares of common stock outstanding as of September 30, 2001.

(3) Consists of 909,200 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,200 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 109,200 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt, Mr. Walters and Appletree are managing members.

Item  12.      Certain Relationships and Related Transactions

     Not Applicable



Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

          REPORT OF INDEPENDENT AUDITOR, WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 19, 2001.

               BALANCE SHEET AS OF DECEMBER 31, 2000

               STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 2000

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 2000

               STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 2000

               NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

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

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28875)

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000


                                    CONTENTS


    INDEPENDENT AUDITORS' REPORT                                         F-2

    BALANCE SHEET AS OF DECEMBER 31, 2000                                F-3

    STATEMENTS  OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2000
     AND 1999 AND FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION)
     TO DECEMBER 31, 2000                                                F-4

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
     FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 2000              F-5

    STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000
     AND 1999 AND FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION)
     TO DECEMBER 31, 2000                                                F-6

    NOTES TO FINANCIAL STATEMENTS                                        F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Transwave Corporation
  (A development stage company)

We have audited the accompanying balance sheet of Transwave Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from October 27, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Transwave Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from October 27, 1998 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without operations and has accumulated losses of $30,213. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 19, 2001

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000






                                     ASSETS



TOTAL ASSETS                                                     $       -
------------                                                     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                      $       -
                                                                 ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value, 8,000,000 shares
    authorized, none issued and outstanding                              -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 1,018,400 issued and outstanding                        1,018
   Additional paid-in capital                                          29,195
   Accumulated deficit during development stage                       (30,213)
                                                                 ------------

TOTAL STOCKHOLDERS' EQUITY                                               -
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       -
------------------------------------------                       ============






See accompanying notes to financial statements.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                       For the Year       For the Year    For the Period from
                                                          Ended              Ended          October 27, 1998
                                                       December 31,       December 31,       (Inception) to
                                                           2000              1999          December 31, 2000
                                                      -------------     --------------    ------------------
REVENUES                                              $       -         $        -        $           -
                                                      -------------     --------------    ------------------
EXPENSES

 Legal fees                                                 10,600                500               11,100
 Rent                                                        8,800               -                   8,800
 Accounting fees                                             6,800                500                7,300
 Office supplies                                             2,900              -                   2,900
 Bank charges                                                 -                    95                   95
 Consulting fees                                              -                  -                      18
                                                      -------------     --------------    ------------------

NET LOSS                                              $    (29,100)     $      (1,095)    $        (30,213)
--------                                              =============     ==============    ==================

 Net loss per share - basic and diluted               $       (.03)     $        -        $           (.04)
                                                      =============     ==============    ==================
 Weighted average number of shares outstanding
  during the period - basic and diluted                   1,018,400            752,647              813,883
                                                      =============     ==============    ==================



See accompanying notes to financial statements.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM OCTOBER 27, 1998 (INCEPTION) TO DECEMBER 31, 2000

                                                                                            Accumulated
                                                                                             Deficit
                                                       Common Stock           Additional      During
                                                 ------------------------      Paid-In      Development
                                                   Shares         Amount       Capital         Stage          Total
                                                 ----------    ----------     ----------    -----------    -----------
Common stock issued for services                     18,400    $       18     $     -       $     -        $       18

Net loss for the year ended December 31, 1998          -             -              -              (18)           (18)
                                                 ----------    ----------     ----------    -----------    -----------

Balance, December 31, 1998                           18,400            18           -              (18)          -

Common stock issued for cash                      1,000,000         1,000           -             -             1,000

Net loss for the year ended December 31, 1999          -             -              -           (1,095)        (1,095)
                                                 ----------    ----------     ----------    -----------    -----------

Balance, December 31, 1999                        1,018,400         1,018           -           (1,113)           (95)

Contribution of loan payable - stockholder             -             -            29,195          -            29,195

Net loss for the year ended December 31, 2000          -             -              -          (29,100)       (29,100)
                                                 ----------    ----------     ----------    -----------    -----------

BALANCE, DECEMBER 31, 2000                        1,018,400    $    1,018     $   29,195    $  (30,213)    $     -
--------------------------                       ==========    ==========     ==========    ===========    ===========





See accompanying notes to financial statements.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                       For the Year       For the Year    For the Period from
                                                          Ended              Ended          October 27, 1998
                                                       December 31,       December 31,       (Inception) to
                                                           2000              1999          December 31, 2000
                                                      -------------     --------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $    (29,100)     $     (1,095)     $       (30,213)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Common stock issued for services                            -                 -                     18
                                                      -------------     --------------    ------------------

        Net Cash Used In Operating Activities              (29,100)           (1,095)            (30,195)
                                                      -------------     --------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                     -                1,000               1,000
   Loan payable- stockholder                                29,100                95              29,195
                                                      -------------     --------------    ------------------

        Net Cash Provided By Financing Activities           29,100             1,095              30,195
                                                      -------------     --------------    ------------------

NET INCREASE IN CASH                                          -                 -                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               -                 -                   -
                                                      -------------     --------------    ------------------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                        $       -         $       -         $          -
                                                      =============     ==============    ==================
NON-CASH FINANCING ACTIVITIES

Conversion of loan payable - stockholder into
 additional paid-in capital                                                               $       29,195
                                                                                          ==================


See accompanying notes to financial statements.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Organization and Description of Business
         --------------------------------------------
         Transwave Corporation (a development stage company) (the "Company") was incorporated in the State of Delaware on October 27, 1998 to engage in an internet-based business. As of December 31, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

         The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B) Use of Estimates
         --------------------
         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (C) Cash and Cash Equivalents
         -----------------------------
         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

         (D) Income Taxes
         ----------------
         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2000. At December 31, 2000, the Company has a potential deferred tax asset of approximately $10,300, which has been fully reserved, arising from net operating loss carryforwards aggregating $30,200.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

         (E) Loss Per Share
         ------------------
         Net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding as of December 31, 2000.

NOTE 2   STOCKHOLDERS' EQUITY

         The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 909,200 and 109,200 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares were issued as of December 31, 2000.

         On July 1, 1999, management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

         The financial statements as of December 31, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

         The Company's Board of Directors authorized the conversion of a $29,195 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.

NOTE 3   GOING CONCERN

         As reflected in the accompanying financial statements, the Company has accumulated losses of $30,213 since inception and has not generated any revenues since it has not implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company intends to implement its business plan and is seeking funding through private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANSWAVE CORPORATION


                                    /s/ George A. Todt
                                By: ----------------------------
                                    President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt           Director, President and    January 30, 2002
                              Secretary

/s/ James Walters             Treasurer                  January 30, 2002