Form 10QSB
period 2001-09-30
TRANSWAVE CORP
filed 2002-02-01
CIK 1103108

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of September 30, 2001, there were 2,400,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  FORM 10-QSB

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements (unaudited)

             BALANCE SHEET AS OF SEPTEMBER 30, 2001                      2

             STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
             ENDED SEPTEMBER 30, 2001 AND 2000                           3


             STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
             ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD
             FROM OCTOBER 27, 1998 (INCEPTION) TO SEPTEMBER 30, 2001     4

             STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
             ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD
             FROM OCTOBER 27, 1998 (INCEPTION) TO SEPTEMBER 30, 2001     5

             NOTES TO FINANCIAL STATEMENTS                               6-8


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9

         PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        9

         Item 2. Change in Securities and Use of Proceeds                 9

         Item 3. Defaults Upon Senior Securities                          9

         Item 4. Submission of Matters to a Vote of Security Holders     10

         Item 5. Other Information                                       10

         Item 6. Exhibits and Reports filed on Form 8-K                  10

                        Signatures                                       11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                September 30,
                                                                    2001
                                                                (Unaudited)
                                                               -------------

                                     ASSETS

TOTAL ASSETS                                                  $       -
------------
                                                               =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                   $        -

                                                               -------------

STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par
   value, 8,000,000 shares
   authorized, none issued and
   outstanding                                                         -
  Common stock, $0.001 par
   value, 100,000,000 shares
   authorized, 2,400,000 issued
   and outstanding                                                   2,400
  Additional paid-in capital                                        47,013
  Accumulated deficit during
   development stage                                               (49,413)
                                                               -------------

TOTAL STOCKHOLDERS' EQUITY                                           -
                                                               -------------

TOTAL LIABILITIES AND
----------------------
STOCKHOLDERS' EQUITY                                          $       -
-----------------------                                        =============



                 See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          For the Three Months Ended
                                                 September 30,
                                              2001             2000
                                        --------------     --------------

REVENUES                                $         -        $      -
                                        --------------     --------------

EXPENSES

  Accounting fees                       $     1,400        $       1,400
  Bank charges                                  -                    -
  Consulting fees                               -                    -
  Legal fees                                  2,300                2,300
  Office and postage expense                    700                  700
  Rent                                        2,000                2,000
                                        --------------     --------------

NET LOSS                                $    (6,400)       $      (6,400)
--------                                ============       ==============


  Net loss per share - basic and
  diluted                               $     (0.00)       $       (0.00)
                                        ============       ==============

  Weighted average number of
  shares outstanding  during the
  period - basic and diluted              2,400,000            2,400,000
                                        ============       ==============







          See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            October 27, 1998
                                          For the Nine Months Ended          (Inception) to
                                                 September 30,                September 30,
                                             2001             2000               2001
                                        -------------     -------------      --------------

REVENUES                                $         -        $      -          $       -
                                        --------------     --------------    --------------

EXPENSES

  Accounting fees                       $     4,200        $       5,400     $      11,500
  Bank charges                                  -                    -                  95
  Consulting fees                               -                    -                  18
  Legal fees                                  6,900                8,300            18,000
  Office and postage expense                  2,100                2,200             5,000
  Rent                                        6,000                6,800            14,800
                                        --------------     --------------    --------------

NET LOSS                                $   (19,200)       $     (22,700)    $     (49,413)
--------                                ============       ==============    ==============


  Net loss per share - basic and
  diluted                               $     (0.01)       $       (0.01)    $       (0.02)
                                        ============       ==============    ==============

  Weighted average number of
  shares outstanding  during the
  period - basic and diluted              2,400,000            2,400,000         2,041,004
                                        ============       ==============    ==============







          See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            October 27, 1998
                                          For the Nine Months Ended          (Inception) to
                                                 September 30,                September 30,
                                             2001             2000               2001
                                        -------------     -------------      --------------
Cash flows from operating
activities
  Net loss                              $   (19,200)       $     (22,700)    $     (49,413)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
  Common stock issued for services              -                 -                     18
  Contribution of expenses by a
    Stockholder                              19,200               -                 19,200
                                        --------------     --------------    --------------
  Net cash provided by (used in)
   operating activities                         -                (22,700)          (30,195)

                                        --------------     --------------    --------------
Cash flows from financing
activities
  Proceeds from issuance of
   common stock                                 -                 -                  1,000
  Loan payable - stockholder                    -                 22,700            29,195
                                        --------------     --------------    --------------

  Net cash provided by
  financing activities                          -                 22,700            30,195
                                        --------------     --------------    --------------
NET INCREASE IN CASH                            -                 -                  -

CASH AND CASH EQUIVALENTS -
  BEGINNING                                     -                 -                  -
                                        --------------     --------------    --------------
CASH AND CASH EQUIVALENTS -
----------------------------
  ENDING                                $       -          $       -         $       -
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
                                                                             ==============


          See accompanying notes to financial statements

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001


NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A) Organization and Description of Business

          Transwave Corporation (a development stage company) (the "Company") was incorporated in the State of Delaware on October 27, 1998 to engage in an internet-based business. At September 30, 2001, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

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

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001

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

          (E) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2001.

          (F) Loss Per Share

          Net loss per common share for the six months ended September 30, 2001 and for the period from October 27, 1998 (inception) to September 30, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2001.

                              TRANSWAVE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001

NOTE  2   STOCKHOLDERS' EQUITY

          The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 2,142,660 and 257,340 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares were issued as of September 30, 2001.

          Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

          The financial statements at September 30, 2001 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

          The Company's Board of Directors authorized the conversion of a $29,195 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.

          On September 28, 2001, by action of the board of directors, the Company effected a 2.35664:1 stock split, making the issued and outstanding shares total 2,400,000. The share and per share amounts contained in these financial statements and notes give effect to this stock split.

NOTE  3   GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $49,413 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (October 27, 1998) through September 30, 2001, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of $49,413.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 2,356,640 shares of Common Stock for net proceeds of $1,000 and the contribution to additional paid-in capital of a loan payable of $29,195 from a stockholder. Operating costs for the quarter ended September 30, 2001 were paid by a stockholder and treated as a contribution to additional paid-in capital.

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